Form 10-Q
period 2001-03-30
MERRILL LYNCH PREFERRED FUNDING I LP
filed 2001-05-14
CIK 1027343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01

       Delaware                                          13-7102991
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  4 World Financial Center
     New York, New York                                   10080
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7-3/4% Trust Originated                New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
                  (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02

          Delaware                                     13-3917686
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4 World Financial Center
      New York, New York                                     10080
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7-3/4% Partnership Preferred           New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of May 10, 2001 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 30, 2001  DECEMBER 29, 2000
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  283,505         $  283,505
Income receivable                                                                                  -              5,493
                                                                                          ----------         ----------
Total Assets                                                                              $  283,505         $  288,998
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $        -         $    5,493
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred  securities (7 3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   275,000            275,000

   Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     8,505              8,505
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                283,505            283,505
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  283,505         $  288,998
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                         MARCH 30, 2001       MARCH 31, 2000
                                                                         --------------       --------------
EARNINGS

Income on partnership preferred securities                                    $   5,493            $   5,493
                                                                              =========            =========



See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------

                                                              MARCH 30, 2001       MARCH 31, 2000
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                               5,493                5,493
Distributions                                                         (5,493)              (5,493)
Distributions payable                                                      -                   -
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  283,505           $  283,505
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 30, 2001       MARCH 31, 2000
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   5,493            $   5,493
   Decrease in income receivable                                                         5,493                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             10,986                5,493
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (10,986)              (5,493)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (10,986)              (5,493)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -               $    -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at December 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 30, 2001
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of
Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 30, 2001   DECEMBER 29, 2000
                                                                              --------------   -----------------
ASSETS

Cash                                                                              $        1          $        -

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,576               3,523
                                                                                  ----------          ----------
   Total investments                                                                 333,631             333,578

Income receivable                                                                          -               6,395
                                                                                  ----------          ----------
Total Assets                                                                      $  333,632          $  339,973
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $        -          $    6,395
                                                                                  ----------          ----------
 Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,127              50,073
                                                                                  ----------          ----------
   Total partners' capital                                                           333,632             333,578
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  333,632          $  339,973
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                            MARCH 30, 2001       MARCH 31, 2000
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    6,395           $    6,395
   U.S. Treasury bills                                                  54                   46
                                                                ----------           ----------
Earnings                                                        $    6,449           $    6,441
                                                                ==========           ==========



See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------

                                                             MARCH 30, 2001       MARCH 31, 2000
                                                             --------------      ---------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  283,505           $  283,505
Net income allocated to limited partner                               5,493                5,493
Distributions                                                        (5,493)              (5,493)
                                                                 ----------           ----------
Balance, end of period                                              283,505              283,505
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         50,073               50,063
Net income allocated to general partner                                 956                  948
Distributions                                                          (902)                (902)
                                                                 ----------           ----------
Balance, end of period                                               50,127               50,109
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  333,632           $  333,614
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 30, 2001       MARCH 31, 2000
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   6,449            $   6,441
   Accretion of U.S. Treasury bills                                                        (54)                 (46)
   Decrease in income receivable                                                         6,395                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             12,790                6,395
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (10,986)              (5,493)
   Distributions to general partner                                                     (1,803)                (902)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (12,789)              (6,395)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           1                    -

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at December 29, 2000.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 30, 2001
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merrill Lynch Preferred Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated declaration of trust dated as of December 11, 1996. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7-3/4% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7-3/4% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding I, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated December 17, 1996. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on November 20, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on November 20, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On December 17, 1996, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2001.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Regular Trustee


                               By: /s/ STANLEY SCHAEFER
                                   ---------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING I, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer



------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions