Form 10-Q
period 2002-09-27
MERRILL LYNCH PREFERRED FUNDING I LP; MERRILL LYNCH PREFERRED CAPITAL TRUST I
filed 2002-11-07
CIK 1027343, 1027342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 7, 2002 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 27, 2002  DECEMBER 28, 2001
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  283,505         $  283,505
Income receivable                                                                              5,493              5,493
                                                                                          ----------         ----------
Total Assets                                                                              $  288,998         $  288,998
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    5,493         $    5,493
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred  securities (7 3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   275,000            275,000

   Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     8,505              8,505
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                283,505            283,505
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  288,998         $  288,998
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $   5,493            $   5,493
                                                                              =========            =========



                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                     ------------------   ------------------

EARNINGS

Income on partnership preferred securities                                    $  16,479            $  16,479
                                                                              =========            =========












See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              16,479               16,479
Distributions                                                        (10,986)             (10,986)
Distributions payable                                                 (5,493)              (5,493)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  283,505           $  283,505
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  16,479            $  16,479
   Increase in income receivable                                                             -                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             16,479               16,479
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (16,479)             (16,479)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (16,479)             (16,479)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at September 27, 2002 and September 28, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 27, 2002
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 27, 2002   DECEMBER 28, 2001
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,484               3,580
                                                                                  ----------          ----------
   Total investments                                                                 333,539             333,635

Income receivable                                                                      6,395               6,395
                                                                                  ----------          ----------
Total Assets                                                                      $  339,935          $  340,031
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    6,395          $    6,395
                                                                                  ----------          ----------
 Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,035              50,131
                                                                                  ----------          ----------
   Total partners' capital                                                           333,540             333,636
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  339,935          $  340,031
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    6,395           $    6,395
   U.S. Treasury bills                                                  16                   37
                                                                ----------           ----------
Earnings                                                        $    6,411           $    6,432
                                                                ==========           ==========



                                                                FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   19,184           $   19,184
   U.S. Treasury bills                                                  62                  130
                                                                ----------           ----------
Earnings                                                        $   19,246           $   19,314
                                                                ==========           ==========












See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                 FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  283,505           $  283,505
Net income allocated to limited partner                              16,479               16,479
Distributions                                                       (10,986)             (10,986)
Distributions payable                                                (5,493)              (5,493)
                                                                 ----------           ----------
Balance, end of period                                              283,505              283,505
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         50,131               50,073
Net income allocated to general partner                               2,767                2,835
Distributions                                                        (1,961)              (1,911)
Distributions payable                                                  (902)                (902)
                                                                 ----------           ----------
Balance, end of period                                               50,035               50,095
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  333,540           $  333,600
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  19,246            $  19,314
   Accretion of U.S. Treasury bills                                                        (62)                (130)
   Increase in interest receivable                                                           -                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             19,184               19,184
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (6,959)              (3,479)
   Maturities of investment securities                                                   7,117                3,587
                                                                                     ---------            ---------
      Cash provided by investing activities                                                158                  108
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (16,479)             (16,478)
   Distributions to general partner                                                     (2,863)              (2,813)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (19,342)             (19,291)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at September 27, 2002 and September 28, 2001.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 27, 2002
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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


ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of a date within 90 days of the filing of this Form 10-Q, the officer who functions as the equivalent of the Chief Executive Officer and Chief Financial Officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of November, 2002.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:  John C. Stomber
                               Title: Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING I, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer



------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                  Certification
                                  -------------

I, John C. Stomber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch Preferred Capital Trust I and Merrill Lynch Preferred Funding I, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST I


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING I, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Senior Vice President and Treasurer


Dated:  November 7, 2002

_______________
* John C. Stomber functions as the equivalent of the Chief Executive Officer and Chief Financial Officer of each of the Trust and the Partnership for purposes of
Section 302 of the Sarbanes-Oxley Act of 2002.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002