Form 10-K
period 2002-12-27
MERRILL LYNCH PREFERRED FUNDING I LP; MERRILL LYNCH PREFERRED CAPITAL TRUST I
filed 2003-03-26
CIK 1027343, 1027342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 27, 2002

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01

          Delaware                                          13-7102991
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

  4 World Financial Center
    New York, New York                                        10080
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION12(b) OF THE ACT:

Title of each class                Name of each  exchange  on which  registered
-------------------                --------------------------------------------
7-3/4%  Trust Originated                 New York Stock  Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
                 (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02

      Delaware                                          13-3917686
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     4 World Financial Center
       New York, New York                                           10080
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (212) 449-1000

       SECURITIES  REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
7-3/4% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

The Registrants meet the conditions set forth in General Instruction I 1 (a) and
(b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [] No [x]

As of the close of business on June 28, 2002, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 26, 2003, no voting stock of the Registrants was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated December 11, 1996, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-16603) filed by the Registrants and Merrill Lynch & Co., Inc.-- Incorporated by reference in Part I
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         Merrill Lynch Preferred Capital Trust I
         ---------------------------------------

         Merrill Lynch Preferred Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated declaration of trust dated as of December 11, 1996. Merrill Lynch & Co., Inc. (the "Company") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7-3/4% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7-3/4% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding I, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

         Merrill Lynch Preferred Funding I, L.P.
         ---------------------------------------

     The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated December 17, 1996. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

         The information set forth under the headings "Merrill Lynch Preferred Capital Trust I", "Merrill Lynch Preferred Funding I, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated December 11, 1996, of the Trust and the Partnership is incorporated by reference herein.

ITEM 2.  PROPERTIES
         ----------

         Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         (a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

         (b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

         (c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from December 17, 1996 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing December 30, 1996, at an annual rate of 7-3/4% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7-3/4%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

       No disclosure is required for this Item pursuant to General Instruction I of Form 10-K. There are no material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         On December 17, 1996, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-17 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ----------------------

         None.





                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

        No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

         No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

          The officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, the officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective and that there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this Report:


         1.       Financial Statements

                  The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-17.



         2.       Financial Statement Schedules

         None.

         3.       Exhibits

                  Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

         4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

         4.2 Amended and Restated Declaration of Trust of the Trust, dated as of December 11, 1996 (incorporated by reference to Exhibit
                  4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No.
                  1-7182-01))

         4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

         4.4 Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-02))

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

         4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

         4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

         4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

         4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above)

         4.10     Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

         4.11     Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement)

         12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         23*      Consent of Deloitte & Touche LLP

         99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

---------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST I

     Balance Sheets, December 27, 2002 and December 28, 2001               F-2

     Statements of Earnings, Years Ended December 27, 2002,
           December 28, 2001, and December 29, 2000                        F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 27, 2002, December 28, 2001,
           and December 29, 2000                                           F-4

     Statements of Cash Flows, Years Ended December 27, 2002, December 28, 2001,
           and December 29, 2000                                           F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING I, L.P.

     Balance Sheets, December 27, 2002 and December 28, 2001               F-10

     Statements of Earnings, Years Ended December 27, 2002,
           December 28, 2001, and December 29, 2000                        F-11

     Statements of Changes in Partners' Capital, Years Ended
           December 27, 2002, December 28, 2001,
           and December 29, 2000                                           F-12

     Statements of Cash Flows, Years Ended December 27, 2002, December 28, 2001,
           and December 29, 2000                                           F-13

     Notes to Financial Statements                                         F-14

     Independent Auditors' Report                                          F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                   DECEMBER 27, 2002  DECEMBER 28, 2001
                                                                                   -----------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  283,505         $  283,505

Income receivable                                                                              5,493              5,493
                                                                                          ----------         ----------
Total Assets                                                                              $  288,998         $  288,998
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    5,493         $    5,493
                                                                                          ----------         ----------


Stockholders' equity:

   Preferred  securities (7 3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   275,000            275,000

   Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     8,505              8,505
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                283,505            283,505
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  288,998         $  288,998
                                                                                          ==========         ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------



                                                                                          FOR THE YEAR ENDED
                                                                     ----------------------------------------------------------

                                                                      DECEMBER 27, 2002   DECEMBER 28, 2001   DECEMBER 29, 2000
                                                                      -----------------   -----------------   -----------------

EARNINGS

Income on partnership preferred securities                                     $ 21,972            $ 21,972            $ 21,972
                                                                               ========            ========            ========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE YEAR ENDED
                                                           ------------------------------------------------------------

                                                           DECEMBER 27, 2002    DECEMBER 28, 2001     DECEMBER 29, 2000
                                                           -----------------    -----------------     -----------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000            $  275,000
                                                                  ----------           ----------            ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505                 8,505
                                                                  ----------           ----------            ----------



UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -                     -
Earnings                                                              21,972               21,972                21,972
Distributions                                                        (16,479)             (16,479)              (16,479)
Distributions payable                                                 (5,493)              (5,493)               (5,493)
                                                                  ----------           ----------            ----------
Balance, end of period                                                     -                    -                     -
                                                                  ----------           ----------            ----------


Total Stockholders' Equity                                        $  283,505           $  283,505            $  283,505
                                                                  ==========           ==========            ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE YEAR ENDED
                                                                    --------------------------------------------------------------

                                                                     DECEMBER 27, 2002    DECEMBER 28, 2001      DECEMBER 29, 2000
                                                                    ------------------    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                  $  21,972            $  21,972              $  21,972
   (Increase) decrease  in income receivable                                         -                    -                 (5,493)
                                                                             ---------            ---------              ---------
      Cash provided by operating activities                                     21,972               21,972                 16,479
                                                                             ---------            ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                               (21,972)             (21,972)               (16,479)
                                                                             ---------            ---------              ---------
      Cash used for financing activities                                       (21,972)             (21,972)               (16,479)
                                                                             ---------            ---------              ---------

NET CHANGE IN CASH                                                                   -                    -                      -

CASH, BEGINNING OF PERIOD                                                            -                    -                      -
                                                                             ---------            ---------              ---------
CASH, END OF PERIOD                                                          $       -            $       -              $       -
                                                                             =========            =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at December 27, 2002 and December 28, 2001 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 27, 2002
-------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust I (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on November 20, 1996 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding I, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 11,340,208 7 3/4% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after December 30, 2006 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4.  STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The Trust issued 11,000,000 7 3/4% Trust Preferred Securities, $25 liquidation amount per security in a public offering on December 17, 1996. The Trust Preferred Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

TRUST COMMON SECURITIES

The Trust issued 340,208 7 3/4% Trust Common Securities, $25 liquidation amount per security, to the Company on December 17, 1996. The Trust Common Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 27, 2002 and December 28, 2001, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 27, 2002 and December 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 26, 2003

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust I for 2002 and 2001 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 27,   Sept. 27,   June 28,   Mar.29,   Dec. 28,   Sept. 28,   June 29,   Mar.30,
                           2002        2002       2002      2002       2001        2001       2001      2001
                        ------------------------------------------------------------------------------------
Total Revenues            5,493       5,493      5,493     5,493      5,493       5,493      5,493     5,493

Net Earnings              5,493       5,493      5,493     5,493      5,493       5,493      5,493     5,493




MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                           DECEMBER 27, 2002   DECEMBER 28, 2001
                                                                           -----------------   -----------------
ASSETS

Cash                                                                                $      -            $      1

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,499               3,580
                                                                                    --------            --------
   Total investments                                                                 333,554             333,635

Interest receivable                                                                    6,395               6,395
                                                                                    --------            --------
Total Assets                                                                        $339,949            $340,031
                                                                                    ========            ========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                               $  6,395            $  6,395
                                                                                    --------            --------

Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,049              50,131
                                                                                    --------            --------
   Total partners' capital                                                           333,554             333,636
                                                                                    --------            --------

Total Liability and Partners' Capital                                               $339,949            $340,031
                                                                                    ========            ========

See Notes to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------

                                            DECEMBER 27, 2002           DECEMBER 28, 2001        DECEMBER 29, 2000
                                            -----------------           -----------------        -----------------


EARNINGS

Interest income:
     Affiliate debentures                             $25,579                     $25,579                  $25,579
     U.S. Treasury bills                                   75                         166                      202
                                                      -------                     -------                  -------
Earnings                                              $25,654                     $25,745                  $25,781
                                                      =======                     =======                  =======



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                                 -----------------------------------------------------------------

                                                 DECEMBER 27, 2002       DECEMBER 28, 2001       DECEMBER 29, 2000
                                                 -----------------       -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                             $ 283,505               $ 283,505               $ 283,505
Net income allocated to limited partner                     21,972                  21,972                  21,972
Distributions                                              (16,479)                (16,479)                (16,479)
Distributions payable                                       (5,493)                 (5,493)                 (5,493)
                                                         ---------               ---------               ---------
Balance, end of period                                     283,505                 283,505                 283,505
                                                         ---------               ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                50,131                  50,073                  50,063
Net income allocated to general partner                      3,683                   3,773                   3,809
Distributions                                               (2,863)                 (2,813)                 (2,897)
Distributions payable                                         (902)                   (902)                   (902)
                                                         ---------               ---------               ---------
Balance, end of period                                      50,049                  50,131                  50,073
                                                         ---------               ---------               ---------
TOTAL PARTNERS' CAPITAL                                  $ 333,554               $ 333,636               $ 333,578
                                                         =========               =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                 FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------

                                                        DECEMBER 27, 2002        DECEMBER 28, 2001    DECEMBER 29, 2000
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 25,654                 $ 25,745             $ 25,781
     Accretion of U.S. Treasury bills                                 (75)                    (166)                (202)
     (Increase) decrease  in interest receivable                        -                        -               (6,395)
                                                                 --------                 --------             --------
        Cash provided by operating activities                      25,579                   25,579               19,184
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (6,960)                  (3,479)              (6,959)
     Maturities of investment securities                            7,117                    3,587                7,150
                                                                 --------                 --------             --------
        Cash provided by investing activities                         157                      108                  191
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (21,972)                 (21,972)             (16,479)
     Distributions to general partner                              (3,765)                  (3,714)              (2,897)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (25,737)                 (25,686)             (19,376)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                     (1)                       1                   (1)

CASH, BEGINNING OF PERIOD                                               1                        -                    1
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      1             $      -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at December 27, 2002 and December 28, 2001 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding I, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on November 20, 1996 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust I (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 27, 2002
--------------------------------------------------------------------------------


3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7 3/4% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after December 30, 2006, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


4. PARTNERS' CAPITAL

The Partnership issued 11,340,208 7 3/4% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on December 17, 1996. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after December 30, 2006 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks equally with the most senior preferred stock of the Company.

Contemporaneously with the issuance of the Partnership Preferred Securities, the Company as general partner contributed capital to the Partnership in the amount of approximately $50 million. The Partnership may at times have excess funds which are allocated to the Company and may, in the Company's sole discretion, be distributed to the Company to the extent that aggregate payments by the Company to the Partnership exceed distributions accumulated or payable with respect to the Partnership Preferred Securities.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding I,
  L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 27, 2002 and December 28, 2001, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 27, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 27, 2002 and December 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 26, 2003

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding I, L.P., for 2002 and 2001 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 27,   Sept. 27,   June 28,   Mar.29,   Dec. 28,   Sept. 28,   June 29,    Mar.30,
                           2002        2002       2002      2002       2001        2001       2001       2001
                        -------------------------------------------------------------------------------------
Total Revenues            6,407       6,411      6,411     6,425      6,430       6,432      6,434     6,449

Net Earnings              6,407       6,411      6,411     6,425      6,430       6,432      6,434     6,449

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.


                             MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                             By:    /s/ John C. Stomber
                             --------------------------------------
                             Name:      John C. Stomber
                             Title: Regular Trustee


  ------------
  * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 26th day of March, 2003.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director and Chairman of the Board
-----------------------------------------
       (David H. Komansky)


   /s/  E. STANLEY O'NEAL                   Director and Chief Executive Officer
-----------------------------------------   (Principal Executive Officer)
       (E. Stanley O'Neal)


    /s/ AHMASS L. FAKAHANY                  Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Ahmass L. Fakahany)                 Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W. H. CLARK                         Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)

                         ..
   /s/ HEINZ-JOACHIM NEUBURGER              Director
-----------------------------------------
                          ..
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  Certification
                                  -------------

I, John C. Stomber, certify that:

1. I have reviewed this annual report on Form 10-K of Merrill Lynch Preferred Capital Trust I and Merrill Lynch Preferred Funding I, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


Dated:  March 26, 2003

_______________
* John C. Stomber functions as the equivalent of the Chief Executive Officer and Chief Financial Officer of each of the Trust and the Partnership for purposes of
Section 302 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT INDEX

4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration
         Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

4.2 Amended and Restated Declaration of Trust of the Trust, dated as of December 11, 1996 (incorporated by reference to Exhibit 4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No.
         1-7182-01))

4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

4.4 Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-02))

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit
         4.7 to the Registration Statement)

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

4.9      Form of Trust Preferred Security (included in Exhibit 4.2 above)

4.10     Form of Partnership Preferred Security (included in Exhibit 4.4 above)

4.11     Form of Subordinated Debenture (incorporated by reference to Exhibit
         4.11 to the Registration Statement)

12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

23*      Consent of Deloitte & Touche LLP

99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------

* Filed herewith